Form 10-K
period 2001-09-30
ANZ CAPEL COURT LTD
filed 2002-01-15
CIK 1133529

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

                          or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                  to
-----------------    -----------------

Commission file number  333-54988

               ANZ Capel Court Limited
------------------------------------------------------------------
      (Exact name of registrant as specified in its
                       charter)

         Australia                                   N/A
-------------------------------              -------------------
(State or other jurisdiction of	              (I.R.S. Employer
 incorporation or organization)              Identification No.)


Level 12
530 Collins Street
Melbourne Victoria 3000
AUSTRALIA                                            N/A
----------------------------------------         -----------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (61 3) 9273 3173
                                                    -----------------

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  [X]     No [ ]

The information required for some items in Form 10-K is "not applicable" to the Trust or the Trust
Manager. As used in this Annual Report files on Form 10-K, "not applicable" or "Not Applicable" means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission's Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

Table of Contents

Part I

 - Item 1. Business
 - Item 2. Properties
 - Item 3. Legal Proceedings
 - Item 4. Submission of Matters to a Vote of
Security Holders

Part II

 - Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
 - Item 6. Selected Financial Data
 - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
 - Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk
 - Item 8. Financial Statements and Supplementary
           Data
 - Item 9. Changes in and Disagreements With
           Accountants on Accounting and Financial Disclosure

Part III

 - Item 10. Directors and Executive Officers of the Registrant
 - Item 11. Executive Compensation
 - Item 12. Security Ownership of Certain Beneficial
            Owners and Management
 - Item 13. Certain Relationships and Related Transactions

Part IV

 - Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Kingfisher Trust 2001-1G (the "Trust") and the Class
A Residential Mortgage Backed Floating Rate
Notes (the "Notes") issued pursuant to the Note Trust
Deed dated May 18, 2001, between Perpetual Trustee
Company Limited, as Trustee (the "Issuer Trustee"); ANZ
Capel Court Limited (the "Trust Manager") as trust manager; and The Bank of New York, New York Branch as
Principal Paying Agent.
Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11 and as amended on Form 424B1(File No.333-54988)(the "Registration Statement").
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The property of the Trust consists solely of residential mortgage loans.
Information concerning such property can be found in the Trust's Investor Reports and Prospectus filed with the Securities and Exchange Commission by the Registrant under Forms 8-K and 424B1 respectively.

Item 3. Legal Proceedings.
The Registrant knows of no material legal proceedings involving the Trustee, the Servicer or the Registrant with respect to the Trust which were pending as of September 30, 2001, or as of the date of this report other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders
No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters
The Notes are not traded on any nationally recognised exchange in the United States. The Notes are listed and exchanged on the London Stock
Exchange. Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

Item 6. Selected Financial Data.
The quarterly Investors Reports, which are required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.
The Investors Report for the Payment Date in September
2001 is incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation
Because of the limited business activity of the Trust, the presentation of Managements Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Noteholders Reports (filed under Current Reports on Form 8-K) as described above.

Item 7A. Quantitative and Qualitative Disclosures About
Market Risk
Currency Exchange Control Risk
Interest and principal payments to holders of Notes are paid in United States dollars ("U.S. dollars").
However payments on the Housing Loans are received by the Issuer Trustee, in Australian dollars, in Australia (the "Collections"). Pursuant to certain swap agreements (the "Swap Agreements") the Issuer
Trustee is required to pay a portion of the Collections to certain swap counterparties (the
"Currency Swap Providers") who in turn pays ("Swap
Currency Exchange"), at the direction of the Issuer
Trustee, U.S. dollars to or for the account of the Noteholders, (the "Currency Swap"). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency
Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer
Trustee's ability to exchange the Collections for U.S.
dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency
Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Notes.

Under temporary Australian foreign exchange controls, which may change in the future, the specific approval of the Reserve Bank of Australia must be obtained in connection with certain payments and transactions having a prescribed connection with the following countries:
Iraq, the Federal Republic of Yugoslavia (Serbia and
Montenegro), Libya, the Islamic Emirate of Afghanistan, or the National Union for Total Independence of Angola.

In addition, regulations in Australia also prohibit payments, transactions and dealings with assets having a prescribed connection with certain countries or named individuals or entities associated with terrorism.

Currency Exchange Risk.
Interest and principal on the Notes is payable in U.S. dollars and the Trust's primary source for funding its payments on the Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Providers were to fail to perform under the Currency Swap or were to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the currency swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

Item 8. Financial Statements and Supplementary Data
As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially
"pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The
Investors Reports (filed under Current Reports on Form
8-K) and the aggregated totals for the fiscal year incorporated herein as Exhibit No. 99.1. provide complete information on the amounts of the "income" and "expenses" of the Trust.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure
None.

PART III

Item 10. Directors and Executive Officers of the Registrant
Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 11. Executive Compensation
Since the Trust will not have any directors or executive officers, this item is not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.
All of the Class A Noteholders maintained their security positions with the Depository Trust Company. While some of the Noteholders security positions in the Trust may exceed 5% of the outstanding amount of the Notes, such Notes do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transactions
The Registrant received Trust Manager Fee payments from the
Trust in accordance with the terms of the Master Trust Deed and the Supplemental Deed.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2):
Incorporated herein as Exhibit 99.1 are the aggregate totals of the Noteholders Reports to the Trust for the fiscal year ended September 30, 2001. A Copy of the Officers Certificate of Compliance is attached hereto and is incorporated herein by reference as Exhibit No. 99.2.

(a) (3)  EXHIBITS
Designation	Description	             Method of Filing
Exhibit 99.1	Aggregate Totals for Fiscal Year        99.1
Exhibit 99.2	Officers Certificate of Compliance      99.2

(b) On October 5, 2001, a report on form 8-K was filed in order to provide a statement for quarterly distributions to the noteholders in respect of the Payment date on September 20, 2001. No other reports on form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference
Form 8-K for the September 20, 2000 Payment Date


Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR
     INVESTORS REPORT - KINGFISHER TRUST 2001-1G

                           Interest Period            Collection Period
From                           4 June 2001                  16 May 2001
To                       20 September 2001               31 August 2001
No: of days                       108 days                     107 days

Principal & Coupon details

                                    Class A Notes           Class B Notes

Face Value                      USD 1,000,000,000.00      AUD 41,500,000.00
Opening Principal Balance       USD 1,000,000,000.00      AUD 41,500,000.00
Opening Note Factor                           1.0000                 1.0000
Base Rate                     (USD LIBOR 3M) 3.9900%      (BBSW 3M) 4.9186%
Margin                                       0.1800%                0.5000%
Base Rate + Margin                           4.1700%                5.4186%
Interest Payment                   USD 12,510,000.00         AUD 665,374.39
Principal Payment                  USD 71,878,071.94                   0.00
Closing Principal Balance         USD 928,121,928.05      AUD 41,500,000.00
Closing Note Factor                           0.9281                 1.0000
Moody's Current Rating                           Aaa
S&P Current Rating                               AAA                    AA-
Fitch Current Rating                             AAA                    AA-


Foreign Exchange Rate         0.5180

Available Income               AUD 35,694,526.63
Total Available Funds          AUD 35,694,526.63
Trust Expenses                 AUD 33,114,125.29
Excess Income Distributed       AUD 2,580,401.34

Gross Principal Collections   AUD 141,252,325.88
Redraws Made                    AUD 2,491,569.23
Principal Distributed         AUD 138,760,756.65


Exhibit 99.2


               ANZ CAPEL COURT LIMITED
          OFFICER'S CERTIFICATE OF COMPLIANCE

8 January, 2002

Ms Laura Shields
Vice President, Global Structured Finance Unit
The Bank of New York
5 Penn Plaza, 16th Floor,
New York, NY 10001
United States of America


Dear Ms Shields,

Re: Kingfisher Trust 2001-1G Note Trust Deed - Certificate of Compliance

Pursuant to clause 7.1(d) of the Kingfisher Trust 2001-1G Note Trust Deed ("Note Trust Deed") dated 18 May 2001 between Perpetual Trustee Company Ltd (the "Trustee"), ANZ Capel Court Ltd (the "Trust Manager") and The Bank of
New York, New York Branch (the "Note Trustee") and s.314(a)(4) of the Trust Indenture Act of 1939, the undersigned officer of the Trust Manager certifies:

(i)   I am a duly appointed, qualified and acting director of the Trust
      Manager;

(ii) I am duly authorised to execute and deliver this Officer's Certificate on behalf of the Trust Manager; and

(iii) The Trust Manager has complied with all conditions, covenants and provisions under the Note Trust Deed during the period between 16 May 2001 and 30 September 2001 with the following exception;

Clause 7.1 of the Note Trust Deed imports by reference the Class A Note Conditions. Provision 7.9 of the Class A Note Conditions requires the Trust Manager to advise a number of specified determinations (interest, principal, invested amount etc) to the Issuer Trustee, the Note Trustee, Paying Agent, Calculation Agent, Note Registrar and the UK Listing Authority two days prior to the Payment Date.

Prior to the inaugural 20 September 2001 Payment Date, all of the above parties were notified of the determinations with the sole exception of the UK Listing Authority through an inadvertent oversight. In mitigation, the investors in the Class A Notes were immediately notified of the determinations in any event, by way of a Investor Report published by the Trust Manager and distributed through the Class A Notes's Dealers. Procedures have now been implemented to ensure prior notification of the determinations to the UK Listing Authority in future.

(iv)	The following events in respect of the Kingfisher Trust 2001-1G have not occurred during the period between 16 May 2001 and 30 September 2001:

               (a) Event of Default;
               (b) Title Perfection Event;
               (c) Servicer Termination Event;
               (d) Trust Manager's Default; or
               (e) Trustee's Default.

Dated: 	8 January, 2002

SIGNED for and on behalf of
ANZ CAPEL COURT LIMITED
(ABN 30 004 768 807 )
                                     )
By: Grahame Miller                   )
                                     ) _________________
Title: Managing Director             )
                                     )


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ANZ Capel Court Limited
____________________________________________________



By /s/ Grahame Miller - Managing Director
____________________________________________________
January 8, 2002




Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Grahame Miller - Managing Director
____________________________________________________
January 8, 2002




By /s/ Peter Hodgson - Director
____________________________________________________
January 8, 2002