Form 10-K
period 2002-09-30
ANZ CAPEL COURT LTD
filed 2002-12-31
CIK 1133529

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

                          or

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

Part IV

 - Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Kingfisher Trust 2001-1G (the "Trust") and the Class
A Residential Mortgage Backed Floating Rate
Notes (the "Notes") issued pursuant to the Note Trust
Deed dated May 18, 2001, between Perpetual Trustee
Company Limited, as Trustee (the "Issuer Trustee"); ANZ
Capel Court Limited (the "Trust Manager") as Trust
Manager; and The Bank of New York, New York Branch as
Principal Paying Agent (the "Note Trustee").
Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-11 and as amended on Form 424B1(File No.333-54988)(the "Registration Statement").
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The property of the Trust consists solely of residential mortgage loans.
Information concerning such property can be found in the Trust's Investor Reports and Prospectus filed with the Securities and Exchange Commission by the Registrant under Forms 8-K and 424B1 respectively.

Item 3. Legal Proceedings.
The Registrant knows of no material legal proceedings involving the Issuer Trustee, the Servicer or the Registrant with respect to the Trust which were pending as of September 30, 2002, or as of the date of this report other than routine litigation incidental to the duties of the respective parties.

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

Item 6. Selected Financial Data.
The quarterly Investor Reports, which are required to be included with each quarterly distribution of the Trusts assets to Noteholders, sets forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.
The Investor Reports for the Payment Dates in December 2001, March 2002, June 2002 and September 2002 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operation
Because of the limited business activity of the Trust, the presentation of Managements Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Investor Reports (filed under Current Reports on Form 8-K) as described above.

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

Under temporary Australian foreign exchange controls, which may change in the future, buying, borrowing, selling, lending or exchanging foreign currency (where the transaction relates to property, securities or funds) by an Australian resident to, or on behalf of the following payees is subject to restrictions:

-  the Government of Iraq or its agencies or nationals;
-  certain persons including supporters of the former
 Milosevic regime;
-  the Embassy of the Federal Republic of Yugoslavia ;
- the Consulate-General of the Federal Republic of Yugoslavia;
-  Narodna Banka Jugoslavije;
- the National Union for Total Independence of Angola as an organization, senior officials of UNITA or adult members of the immediate families of senior officials of UNITA.

Under the Charter of the United Nations (Anti-terrorism
Measures) Regulations 2001 (the "UN Regulations") (as administered by the Department of Foreign Affairs and Trade in Australia), restrictions exist in relation to dealings with the assets of persons or entities mentioned in paragraph 1(c) of United Nations Security
Council Resolution 1373 (2001), as proscribed by the Minister for Foreign Affairs in Australia pursuant to Regulation 7 of the UN Regulations.

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

Item 8. Financial Statements and Supplementary Data
As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially
"pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The
Investor Reports (filed under Current Reports on Form
8-K) and the aggregated totals for the fiscal year incorporated herein as Exhibit No. 99.1. provide complete information on the amounts of the "income" and "expenses" of the Trust.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2):
Incorporated herein as Exhibit 99.1 are the aggregate totals of the Investor Reports to the Trust for the fiscal year ended September 30, 2002. A Copy of the Officers Certificate of Compliance is attached hereto and is incorporated herein by reference as Exhibit No. 99.2.

(a) (3)  EXHIBITS
Designation	Description	             Method of Filing
Exhibit 99.1	Aggregate Totals for Fiscal Year        99.1
Exhibit 99.2	Custodial Services Audit Report	        99.2
Exhibit 99.3	Officers Certificate of Compliance      99.3

(b) On December 28, 2001, March 22, 2002, June 21,
2002 and September 20, 2002 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.


Documents incorporated by reference
Form 8-K for the December 20, 2001 Payment Date
Form 8-K for the March 20, 2002 Payment Date
Form 8-K for the June 20, 2002 Payment Date
Form 8-K for the September 20, 2002 Payment Date

Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR
     INVESTOR REPORT - KINGFISHER TRUST 2001-1G

                          Interest Periods          Collection Periods
From                     20 September 2001               31 August 2001
To                       20 September 2002             2 September 2002
No: of days                       365 days                     367 days

Principal & Coupon details

                                    Class A Notes           Class B Notes

Face Value                      USD 1,000,000,000.00      AUD 41,500,000.00
Opening Principal Balance       USD   928,121,928.06      AUD 41,500,000.00
Opening Note Factor                           0.9281                 1.0000
Base Rate (Average)           (USD LIBOR 3M)  2.1913%      (BBSW 3M) 4.5829%
Margin                                       0.1800%                0.5000%
Base Rate + Margin (Average)                  2.3713%                5.0829%
Interest Payment                   USD 19,782,249.66           2,110,293.53
Principal Payment                 USD 289,252,062.30                   0.00
Closing Principal Balance         USD 638,869,865.76      AUD 41,500,000.00
Closing Note Factor                           0.6389                 1.0000
Moody's Current Rating                           Aaa
S&P Current Rating                               AAA                    AA-
Fitch Current Rating                             AAA                    AA-


Foreign Exchange Rate         0.5180

Available Income               AUD 93,850,938.08
Total Available Funds          AUD 93,850,938.08
Trust Expenses                 AUD 86,335,125.21
Excess Income Distributed       AUD 7,515,812.87

Gross Principal Collections   AUD 571,354,247.33
Redraws Made                   AUD 12,952,582.66
Principal Distributed         AUD 558,401,664.67



Exhibit 99.2

           BDO Chartered Accountants Letterhead

               DOCUMENT CUSTODY AUDIT REPORT


To the Manager
Primary Markets Group
ANZ Capel Court
Level 6, 530 Collins Street,
MELBOURNE   VIC   3000



Scope

We have audited the control procedures of the Custodian in relation to its role as custodian as at 31 January 2002 in order to express an opinion about their effectiveness based upon the requirements of Section 7.5 of the Kingfisher Trust 2001-1G Supplemental Trust Deed.

Unless otherwise defined, terms and phrases have the same definition as those appearing in the Kingfisher Trust 2001-1G Transaction Documentation.

The criteria required by Section 7.6 of the Deed are that:

(i) the purchased receivables and related securities forming part of the assets of the Trust are capable of identification and are distinguishable from the other assets of the Custodian;
(ii) controls exist such that the title documents relating to such purchased receivables and related securities may not be removed or tampered with except with appropriate authorisation;
(iii) an appropriate tracking system is in place and such that the location of the security packets containing the title documents in respect of the purchased receivables and related securities of the Trust can be detected at any time and the location of the title documents can be detected at any time; and
(iv) to confirm the accuracy of the Servicer's Statement in respect of the purchased receivables and related securities.

Our audit of the control procedures has been conducted in accordance with Australian Auditing Standard AUS 810 "Special Purpose Reports on the Effectiveness of Control Procedures" and accordingly included such tests and procedures as we considered necessary in the circumstances. These procedures have been undertaken to form an opinion whether in all material respects, the control procedures in relation to the Custodians role as custodian were adequately designed so as to achieve the criteria referred to above, and were operating effectively at the time of our audit.

This report has been prepared for distribution to the Trustee and Servicer for the purpose of monitoring the Servicer's custodial role. We disclaim any assumption of responsibility for any reliance on this report to any person other then those mentioned, or for any purpose other than that for which it is prepared.

Inherent Limitations

Because of the inherent limitations of any internal control structure it is possible that errors or irregularities may occur and not be detected. Further, the internal control structure, within which the control procedures that we have audited operate, has not been audited and no opinion is expressed as to its effectiveness.

An audit is not designed to detect all weaknesses in control procedures as it is not performed continuously throughout the period and the tests performed are on a sample basis.

Any projection of the evaluation of the control procedures to future periods is subject to the risk that the procedures may become inadequate because of changes in conditions, or that the degree of compliance with them may deteriorate.

The audit opinion express in this report has been formed on the above basis.

Audit Opinion

In our opinion, based upon the criteria specified above, the rating for the Custodian is "good" as at 31 January 2002, as described in section 7.7 of the Supplementary Trust Deed of Kingfisher Trust 2001-1G.

BDO
Chartered Accountants


Robert D D Collie
Partner

Melbourne,     5 April 2002.

CC:	Clare Heaton
	Perpetual Trustee Company Limited



Exhibit 99.3

               ANZ CAPEL COURT LIMITED
          OFFICER'S CERTIFICATE OF COMPLIANCE

20 December, 2002

Ms Laura Shields
Relationship Manager, Global Structured Finance Unit
The Bank of New York
101 Barclay Street, 21 West
New York, NY 10286
United States of America


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

(ii) I am duly authorised to execute and deliver this Officer's Certificate on behalf of the Trust Manager; and

(iii) The Trust Manager has complied with all conditions, covenants and provisions under the Note Trust Deed during the period between 1 October 2001 and 30 September 2002;

(iv) The following events in respect of the Kingfisher Trust 2001-1G have not occurred during the period between 1 October 2001 and 30 September 2002:

               (a) Event of Default;
               (b) Title Perfection Event;
               (c) Servicer Termination Event;
               (d) Trust Manager's Default; or
               (e) Trustee's Default.

Dated: 	20 December, 2002

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

(Registrant) ANZ Capel Court Limited
____________________________________________________



By /s/ Grahame Miller - Managing Director
____________________________________________________
December 20, 2002




Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Grahame Miller - Managing Director
____________________________________________________
December 20, 2002




By /s/ Rick Sawers - Director
____________________________________________________
December 20, 2002



CIVIL CERTIFICATION

Kingfisher Trust 2001-1G


I, Grahame Miller, Managing Director and Principal Financial
Officer of ANZ Capel Court Limited, certify that:

1. I have reviewed this annual report on Form 10-K,and all reports on Form 8-K containing Investor Reports filed in respect of periods included in the year covered by this annual report, of ANZ Capel Court Limited (the Trust Manager and Registrant);

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statement were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the noteholder information required to be provided to the Issuer Trustee and the Note Trustee by the Trust Manager under the Kingfisher Trust 2001-1G Transaction
Documents are included in these reports;

4. I am responsible for reviewing the activities performed by the Trust Manager under the Transaction Documents and the Trust Manager has fulfilled its servicing obligations and met the minimum servicing standards in respect of the Kingfisher Trust 2001-1G in the year covered by this annual report.


Signature: /s/ Grahame Miller
	_____________________________
	December 20, 2002

Title: Managing Director