Form 10-K
period 2003-09-30
ANZ CAPEL COURT LTD
filed 2004-01-16
CIK 1133529

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

                          or

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

     Victoria, Australia                             N/A
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

Part IV

 - Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Kingfisher Trust 2001-1G (the "Trust") and the Class
A Residential Mortgage Backed Floating Rate
Notes (the "Notes") issued pursuant to the Note Trust
Deed dated May 18, 2001, between Perpetual Trustee
Company Limited, as Trustee (the "Issuer Trustee"); ANZ
Capel Court Limited (the "Trust Manager") as Trust
Manager; and The Bank of New York, New York Branch as
Principal Paying Agent (the "Note Trustee").
Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Prospectus on Form 424B1(File No.333-54988).
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The Trust does not own any physical properties.
The property of the Trust consists solely of residential mortgage loans.
Information concerning such property can be found in the Trust's Investor Reports and Prospectus filed with the Securities and Exchange Commission by the Registrant under Forms 8-K and 424B1 respectively.


Item 3. Legal Proceedings.
The Registrant knows of no material legal proceedings involving the Issuer Trustee, the Servicer or the Registrant with respect to the Trust which were pending as of September 30, 2003, or as of the date of this report other than routine litigation incidental to the duties of the respective parties.

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

Item 6. Selected Financial Data.
The quarterly Investor Reports, which are required to be included with each quarterly distribution of the Trusts assets to Noteholders, set forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.
The Investor Reports for the Payment Dates in December 2002, March 2003, June 2003 and September 2003 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

Under temporary Australian foreign exchange controls, which may change in the future, buying, borrowing, selling, lending or exchanging foreign currency (where the transaction relates to property, securities or funds) by an Australian resident to, or on behalf of the following payees is subject to restrictions:

-  the previous Iraqi regime;
- ministers and senior officials of the Government of Zimbabwe;
-  certain persons including supporters of the former
   Milosevic regime;

Approval of the Reserve Bank of Australia is required for certain large transactions (i.e.
greater than A$100,000) by or on behalf of:

-  the Embassy of the Federal Republic of Yugoslavia ;
- the Consulate-General of the Federal Republic of Yugoslavia;
-  the National Bank of Yugoslavia

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

Item 14. Principal Accounting Fees and Services
The Trust is an Asset-Backed Issuer and is not required to disclose the information required by this item.


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2):
Incorporated herein as Exhibit 99.1 are the aggregate totals of the Investor Reports to the Trust for the fiscal year ended September 30, 2003. A Copy of the Officers Certificate of Compliance is attached hereto and is incorporated herein by reference as Exhibit No. 99.2.

(a) (3)  EXHIBITS
Designation	Description	             Method of Filing

Exhibit 31      Section 302 Certification               31
Exhibit 99.1	Aggregate Totals for Fiscal Year        99.1
Exhibit 99.2	Custodial Services Audit Report	        99.2
Exhibit 99.3	Independent Auditor's Annual
                Servicer Compliance Certificate         99.3
Exhibit 99.4    Annual Servicer Compliance Officer's
                Certificate                             99.4

(b) On December 20, 2002, March 20, 2003, June 24,
2003 and September 24, 2003 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.


Documents incorporated by reference
Form 8-K for the December 20, 2002 Payment Date
Form 8-K for the March 20, 2003 Payment Date
Form 8-K for the June 20, 2003 Payment Date
Form 8-K for the September 22, 2003 Payment Date


Exhibit 31

              Section 302 Certification

              Kingfisher Trust 2001-1G


I, Michael Dontschuk, Managing Director and Principal Financial
Officer of ANZ Capel Court Limited, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Kingfisher Trust 2001-1G filed by ANZ Capel Court Limited (the Trust Manager and Registrant);

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made in light of the circumstances under which such statement were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.





Signature: /s/ Michael Dontschuk
	_____________________________
	January 15, 2004

Title: Managing Director




Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR
     INVESTOR REPORT - KINGFISHER TRUST 2001-1G

                          Interest Periods          Collection Periods
From                     20 September 2002             2 September 2002
To                       22 September 2003             1 September 2003
No: of days                       367 days                     364 days

Principal & Coupon details

                                    Class A Notes           Class B Notes

Face Value                      USD 1,000,000,000.00      AUD 41,500,000.00
Opening Principal Balance       USD   638,869,865.76      AUD 41,500,000.00
Opening Note Factor                           0.6389                 1.0000
Base Rate (Average)           (USD LIBOR 3M)  1.3913%      (BBSW 3M) 4.7663%
Margin                                        0.1800%                0.5000%
Base Rate + Margin (Average)                  1.5713%                5.2663%
Interest Payment                   USD  9,092,953.81           2,196,808.99
Principal Payment                 USD 208,148,883.73                   0.00
Closing Principal Balance         USD 430,720,982.03      AUD 41,500,000.00
Closing Note Factor                           0.4307                 1.0000
Moody's Current Rating                           Aaa
S&P Current Rating                               AAA                    AA-
Fitch Current Rating                             AAA                    AA-


Foreign Exchange Rate         0.5180

Available Income               AUD 68,399,132.19
Total Available Funds          AUD 68,399,132.19
Trust Expenses                 AUD 63,200,060.77
Excess Income Distributed       AUD 5,199,071.42

Gross Principal Collections   AUD 415,678,940.15
Redraws Made                   AUD 13,847,118.28
Principal Distributed         AUD 401,831,821.87



Exhibit 99.2

           BDO Chartered Accountants Letterhead

               DOCUMENT CUSTODY AUDIT REPORT


To the Manager
Primary Markets Group
ANZ Capel Court
Level 6, 530 Collins Street,
MELBOURNE   VIC   3000



Scope

We have audited the control procedures of the Custodian in relation to its role as custodian as at 28 February 2003 in order to express an opinion about their effectiveness based upon the requirements of Section 7.5 of the Kingfisher Trust 2001-1G Supplemental Trust Deed.

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

Our audit of the control procedures has been conducted in accordance with Australian Auditing Standard AUS 810 "Special Purpose Reports on the Effectiveness of Control Procedures" and accordingly included such tests and procedures as we considered necessary in the circumstances. These procedures have been undertaken to form an opinion whether, in all material respects, the control procedures in relation to the Custodians role as custodian were adequately designed so as to achieve the criteria referred to above, and were operating effectively at the time of our audit.


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

Audit Opinion

In our opinion, based upon the criteria specified above, the rating for the Custodian is "good" as at 28 February 2003, as described in section 7.7 of the Supplementary Trust Deed of Kingfisher Trust 2001-1G.

BDO
Chartered Accountants


Robert D D Collie
Partner

Melbourne,     15 May 2003.

CC:	Clare Heaton
	Perpetual Trustee Company Limited



Exhibit 99.3


                          KPMG Letterhead

               Independent Auditor's Annual Servicer
             Compliance Certificate to the Directors
            of ANZ Capel Court Ltd (the Trust Manager)

Scope

We have reviewed Australia and New Zealand Banking Group Limited's
(the "Servicer") activities for the purpose of determining its compliance with the servicing standards contained in the Master Servicer Deed dated 11 August 2000 (the "Document"), attached as Appendix 1, in relation to the Kingfisher Trust 2001-1G (the "Trust") for the year ended
30 September 2003, in accordance with the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated
21 February 2003, and our engagement letter dated 22 December 2003.

We have reviewed the servicing standards contained in the Document to enable us to report on whether those servicing standards are similar to those contained in the Uniform Single Attestation Program for Mortgage Bankers ("USAP"), attached as Appendix 2, which establishes a minimum servicing standard for the asset backed securities market in the United States of America. No equivalent of the USAP exists in Australia.
The management of the Servicer is responsible for maintaining an effective internal control structure including internal control policies and procedures relating to the servicing of mortgage loans. We have conducted an independent review of the servicing standards included in Appendix 1, in order to express a statement on the Servicer's compliance with them to the Trust Manager.

Our review of the servicing standards has been conducted in accordance with Australian Auditing Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances. In conducting our review we have also had regard to the guidance contained in the USAP. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there have been significant deficiencies in the Servicer's compliance with the servicing standards contained in the Document for the year ended 30 September 2003.

Our review did not include an assessment of the adequacy of the servicing standards themselves.

This statement has been prepared for the use of the Trust Manager as at 30 September 2003 in accordance with the requirements of the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003, and the engagement letter dated
22 December 2003. We disclaim any assumption of responsibility for any reliance on this review statement, to any person other than the Trust Manager.

Statement
Based on our review:

- nothing has come to our attention to indicate that there have been any significant deficiencies in Australia and New Zealand Banking Group Limited's compliance with the servicing standards contained in the Document, attached as Appendix 1, in respect of the Trust for the year ended 30 September 2003; and

- the servicing standards contained in the Document for the Trust are similar to the minimum servicing standards contained in the USAP except for:

  # The Document contains no servicing standards relating to Escrow
    Funds because it is not relevant. In Australia, the mortgagee or Servicer does not become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

  # The Document contains no servicing standards relating to investor reports. The Trust Manager under cl.17.2 of the Trust's Note
    Trust Deed carries out the preparation and distribution of investor reports. The Servicer is not responsible for the preparation of investor reports.

  # USAP requires mortgage payments to be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt. The Document does not contain an equivalent standard to this USAP requirement as the risks anticipated by the USAP are fully mitigated.

  # USAP requires funds of the servicing entity to be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. The Document does not contain an equivalent standard to this USAP standard. The loans serviced under the Servicing Deed do not include overdraft accounts.

  # USAP requires tax and insurance payments to be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. The Document does not contain an equivalent standard to this USAP standard. In Australia, the mortgagee or Servicer does not become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

  # USAP requires any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. The Document does not contain an equivalent standard to this USAP standard because it is not relevant. In Australia, the mortgagee or Servicer does not become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

  # The Document does not impose any servicing standard on the Servicer to maintain a fidelity-bond and errors and omissions policy.
    However as a matter of commercial necessity and prudent risk management, the Servicer does maintain a Comprehensive Criminal and Civil Liability insurance policy with an insured amount of a multiple of AUD 50,000,000. The precise insured amount is commercial in confidence.

KPMG


Michelle Somerville
Partner
Place:  Melbourne, Australia
Date:  15 January 2004



Appendix 1

Australia and New Zealand Banking Group Ltd (the "Servicer")
Servicing Standards

The following servicing standards are contained in the Master Servicing Deed - Kingfisher Master Trusts dated 11 August 2000

  2 Servicing of Receivables and General Servicer Covenants

  Appointment of Servicer

  2.1 The Trustee appoints the Servicer to act as servicer to service and administer the Receivables and the Related Securities of each Relevant Trust upon and subject to the terms of the Transaction Documents in relation to which the Servicer is specified as, and agreed to act as, the Servicer in the relevant Supplemental Deed. By executing a Supplemental Deed, the Servicer shall be taken to have accepted that appointment, and agreed to perform the role of Servicer in relation to that Relevant Trust in accordance with this deed and the relevant Supplemental Deed.

  2.2 The appointment of the Servicer under clause 2.1 in respect of a Relevant Trust may apply in relation to:

        (a) Receivables and Related Securities which are originated and entered into by the Trustee, under the terms of a Mortgage Origination and Management Deed; and

        (b) Receivables and Related Securities which are acquired by the Trustee from a Seller in accordance with the Master Trust Deed.

  Delegation by the Servicer

  2.3 The Servicer has the power to delegate or subcontract in relation to some or all of its obligations under this deed to an Originator by entering into a Mortgage Origination and Management Deed or such other agreement.

        Despite any delegation, the Servicer remains liable for the origination and servicing of the Receivables and the Related Securities in respect of a Relevant Trust in accordance with the Transaction Documents. The Servicer must select and supervise each Originator with due care.

  Servicer's Obligations

  2.4 The Servicer must service the Receivables and Related Securities of each Relevant Trust and otherwise carry out and perform its duties and obligations under the Transaction Documents:

        (a) in accordance with all applicable laws; and

        (b) in a proper and businesslike manner; and

        (c) subject to paragraph (a) above, in accordance with the Servicing Procedures; and

        (d) to the extent not covered in the Transaction Documents or the Servicing Procedures, in accordance with the standards and practices of a prudent lender having regard to the assets of the Relevant Trust.

        No other provision of this clause 2 limits the obligations of the Servicer in this clause 2.4.

  2.5 Except in accordance with the terms of the relevant Supplemental Deed (whether or not at the direction of the Trust Manager), neither the Trustee nor the Trust Manager is entitled to exercise any servicing functions in connection with any Receivable or Related Security unless it is acting as Servicer.

  Servicer agrees to perform duties

  2.6 The Servicer agrees to carry out and perform its duties and obligations contained in this deed in respect of the Receivables and Related Securities of a Relevant Trust until the earlier of:

        (a) the date of its retirement or removal as Servicer in accordance with this deed or the relevant Supplemental Deed; and

        (b) the date upon which the Relevant Trust is terminated.

  General Servicer covenants

  2.7 The Servicer covenants with the Trustee and the Trust Manager that it will at all times during the term of its appointment in respect of each Relevant Trust:

       (a) recommend to the Trustee or such other Custodian or Sub-servicer (as the case may be)whether or not to take action (including the type of action to be taken) or to incur such expense to protect or enforce the terms of any Receivable and Related Security forming part of the Assets of the Relevant Trust or otherwise exercise any rights conferred under documentation or at law in relation to the Receivable and Related Security and take such action and incur such expenses as are necessary for such protection, enforcement or exercise of rights as approved by the Trustee;

       (b) set the interest rate charged (if that rate is a variable rate) on or any fees payable in respect of each Receivable of the Relevant Trust on the instructions of the Trust Manager;

       (c) prepare and collate all reasonably necessary performance statistics of the Receivables and Related Securities for the Relevant Trust;

       (d) provide to the Trustee and the Trust Manager promptly from time to time such information, documents, records, reports or other information relating to the Receivables and Related Securities of the Relevant Trust or the operations of the Servicer as may be reasonably requested by either of them;

       (e) subject to the terms of the relevant Supplemental Deed, on behalf of the Trustee, collect all Collections received by it in respect of each Receivable and Related Security of the Relevant Trust and remit any such Collections received by the Servicer to the relevant Collection Account (or sub accounts of that account) on or before the Payment Date relating to that Collection Period in the manner required by the relevant Supplemental Deed;

       (f) maintain any loan account in respect of any Receivable of the Relevant Trust and give all notices, documents or statement required to be given under the Servicing Procedures to the relevant Debtor or Security Provider;

       (g) with respect to any Mortgage Insurance Policies:

           (i) promptly prepare and assist the Trustee to the extent it is able to make claims under Mortgage Insurance Policies when the Trustee is entitled to do so or at the request of the Trustee;

           (ii) not, without the consent of the Trustee, do anything which could reasonably be expected to materially adversely affect or limit the rights of the Trustee, under or in respect of Mortgage Insurance Policies to the extent those rights relate to a those Receivables; and

           (iii) comply with, and to the extent it is able ensure that, all requirements and conditions of the Mortgage
                 Insurance Policies are complied with;

       (h) not, without the consent of the Security Trustee, consent to the creation or existence of a Security Interest in the Receivables and Related Securities of the Relevant Trust to a third party, except as contemplated by the Transaction Documents;

       (i) electronically identify all Receivables and Related Securities of the Relevant Trust in its electronic database in order to identify the Collections and other relevant cashflows in respect of the Receivables and Related Securities;

       (j) except as required by law, the Servicing Procedures and the terms of the relevant Receivable or Related Security, not without the consent of the Trustee:

           (i) release the Debtor from any amount owing in respect of a Receivable of the Relevant Trust or otherwise vary or discharge any such Receivable or Related
                Security; or

           (ii) enter into any agreement or arrangement which has the effect of altering the amount payable in respect of a Receivable of the Relevant Trust where to do so would have a Material Adverse Effect;

       (k) except as approved by the relevant Mortgage Insurer (if applicable or under a Binding Provision or an order, decision, finding, judgment or determination of a Competent Authority) and the Trustee of the Relevant Trust, not grant any extension of the maturity of a Receivable of the Relevant Trust or, except as otherwise required by law, allow any reduced payment that would result in such extension;

       (l) notify the Trustee and the Trust Manager of:

           (i) the occurrence of any event which it reasonably believes is likely to have a Material Adverse Effect; and

           (ii) the occurrence of a Servicer Default,

           promptly after becoming aware of such event;

       (m) perform any obligations imposed upon the Servicer under a relevant Supplemental Deed or as otherwise agreed between the Trustee, the Trust Manager and the Servicer;

       (n) recommend to the Trustee the course of action to be taken if requested by a Debtor to grant any extension of time at maturity in relation to, vary or release any Receivable or Related Security of a Relevant Trust; and

       (o) maintain all authorisations, licences, permits, approvals and other registrations as may be required under any applicable legislation to act as servicer of the Receivables and the Related Securities.

  Servicer's Statement

  2.8 On each Determination Date, in respect of each Relevant Trust, the Servicer will prepare and submit to the Trust Manager a statement ("Servicer's Statement") setting out certain agreed information with respect to the Receivables and Related Securities of the Relevant Trust for the most recent Collection Period.

        The required contents of the Servicer's Statement may be specified in the Supplemental Deed for each Relevant Trust or otherwise agreed between the Trust Manager and the Servicer.

  Approval of Enforcement

  2.9 The Trustee agrees to approve all recommendations made by the Servicer under clause 2.7 that are in accordance with the Servicing Procedures.

  2.10 The Servicer may, on behalf of the Trustee, provide information in relation to Debtors and Security Providers (including, without limitation, information which may be subject to statutory or general law duties of confidentiality or privacy) to other persons for the purpose of the Servicer fulfilling its obligations as Servicer or the obligations of the Trustee in relation to the Receivables and the Related Securities.


Appendix 2

Uniform Single Attestation Program
for Mortgage Bankers ("USAP")

Minimum Servicing Standards

Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
   - be mathematically accurate;
   - be prepared within forty five (45) calendar days after the cutoff date;
   - be reviewed and approved by someone other than the person who prepared the reconciliation;
     and
   - document explanations for reconciling items.
     These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investors or a mortgagors account.
   (Suggested procedures for this MSS are located in the "Disbursements" Section below.)

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.To replace "a federally insured depository institution with an approved deposit taking institution with a stipulated rating from a rating agency

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.(Suggested procedures to test this MSS are located in the Mortgage Payments
   Section below.)


Mortgage Payments


1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagors loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagors loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagors loan documents.

Disbursements


1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagors or investors records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entitys funds and not charged to the mortgagor, unless the late payment was due to the mortgagors error or omission.

5. Amounts remitted to investors per the servicers investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

Investor Accounting and Reporting

The servicing entitys investor reports shall agree with, or reconcile to, investors records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

Mortgage Loan Accounting

1. The servicing entitys mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider Mortgage loans can be taken out at a variable rate or fixed rate, nominated by the mortgagor. Any adjustments will be as stated in the mortgage loan document.

3. Escrow accounts shall be analyzed, in accordance with the mortgagors loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's
   FAX ON DEMAND service. For more information, contact MBA.)


Delinquencies

Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly.
Such records shall describe the entitys activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

Insurance Policies

A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in managements assertion.This type of representations are not given in Australia.
Certain non-rated servicing entities may have indemnity insurance.



Exhibit 99.4

15 January, 2004


The Directors
ANZ Capel Court Ltd
C/- Level 12, 530 Collins Street
Melbourne Vic 3000



Dear Sirs and Mesdames,

Re: Back-Up Certification
    Annual Servicer Compliance Officer's Certificate
    Section 302 Certification - Paragraph 4.

The undersigned, a duly authorized representative of Australia and New Zealand Banking Group Limited, as Servicer (the "Servicer"), pursuant to the Master Servicing Deed - Kingfisher Master Trusts between the Issuer Trustee, Servicer and the Trust Manager], dated 11 August 2000 (the "Master Servicing Deed"), does hereby certify that:

1. Capitalized terms used but not defined in this Officer's
   Certificate have their respective meanings set forth in the Agreement, unless the context requires otherwise or unless otherwise defined in this Officer's Certificate.

2. As of the date hereof, Australia and New Zealand Banking
   Group Limited is the Servicer of the Kingfisher Trust
   2001-1G (the "Trust").

3. This Officer's Certificate is delivered pursuant to the Master Servicing Deed.

4. A review of the activities of the Servicer during the calendar year ended 30 September 2003 and of its performance under the pooling and servicing, or similar, agreement was made under my supervision.

5. Based on such review, to my knowledge, the Servicer has fulfilled its obligations under the pooling and servicing, or similar, agreement relating to the Trust (including the Kingfisher Master Trusts - Master Trust Deed, the Master Servicing Deed and the Kingfisher Trust 2001-1G Supplemental Deed relating to the Kingfisher Trust 2001-1G) throughout such calendar year, except as set forth in paragraph 6 below.

6. The following is a description of any exceptions to paragraph 5 above: Nil.

IN WITNESS WHEREOF, the undersigned, a duly authorized officer of the Servicer, has duly executed this Officer's Certificate this 15th day of January 2004.

Australia and New Zealand Banking Group Limited as Servicer




Michael Campbell
Chief Financial Officer
ANZ Mortgage Group







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ANZ Capel Court Limited
____________________________________________________



By /s/ Michael Dontschuk - Managing Director
____________________________________________________
January 15, 2004




Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Michael Dontschuk- Managing Director
____________________________________________________
January 15, 2004




By /s/ Judith Downes- Director
____________________________________________________
January 15, 2004