Form 10-K
period 2004-09-30
ANZ CAPEL COURT LTD
filed 2004-12-27
CIK 1133529

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       FORM 10-K


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

                          or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                  to
-----------------    -----------------

Commission file number  333-54988

               ANZ Capel Court Limited as Trust Manager
                  for the Kingfisher Trust 2001-1G
------------------------------------------------------------------
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

Part IV

 - Item 14. Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K


PART I

Item 1. Business.
This Annual Report on Form 10-K relates to the
Kingfisher Trust 2001-1G (the "Trust") and the Class
A Residential Mortgage Backed Floating Rate
Notes (the "Notes") issued pursuant to the Note Trust
Deed dated May 18, 2001, between Perpetual Trustee
Company Limited, as Trustee (the "Issuer Trustee"); ANZ
Capel Court Limited (the "Trust Manager") as Trust
Manager; and The Bank of New York, New York Branch as
Principal Paying Agent (the "Note Trustee").
Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Notes.
The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Prospectus on Form 424B1 (File No.333-54988).
Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties
The Trust does not own any physical properties.
The property of the Trust consists solely of residential mortgage loans.
Information concerning such property can be found in the Trust's Investor Reports and Prospectus filed with the Securities and Exchange Commission by the Registrant under Forms 8-K and 424B1 respectively.


Item 3. Legal Proceedings.
The Registrant knows of no material legal proceedings involving the Issuer Trustee, the Servicer or the Registrant with respect to the Trust which were pending as of September 30, 2004, or as of the date of this report other than routine litigation incidental to the duties of the respective parties.

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

Item 6. Selected Financial Data.
The quarterly Investor Reports, which are required to be included with each quarterly distribution of the Trusts assets to Noteholders, set forth for the prior quarter, as well as cumulatively, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders.
The Investor Reports for the Payment Dates in December 2003, March 2004, June 2004 and September 2004 are incorporated herein by reference and aggregated totals for the fiscal year are incorporated herein as Exhibit No. 99.1.
The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

The Australian laws that control and regulate or permit the control and regulation of a broad range of payments and transactions involving non-residents of Australia can be summarised as follows:

-Accounts of persons and entities identified by the Minister for Foreign Affairs as being associated with terrorism remain frozen, and transactions with these persons and entities prohibited, under Regulation 6A of the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002, made under the Charter of the United Nations Act 1945. Details of these Regulations, and the lists of persons and entities proscribed in terms of the Regulations, are published in the Commonwealth
Government Gazette and are available on the website of the Department of Foreign Affairs and Trade at www.dfat.gov.au/icat/.

-The United Nations Security Council Resolution 1483
(2003) was implemented by way of Notice from the Governor of the Reserve Bank of Australia pursuant to the Banking (Foreign Exchange) Regulations 1959 (Cth), and imposes a number of new measures intended to facilitate Iraqs reconstruction and rehabilitation, including obligations on UN Member States to freeze any financial assets of the previous Iraqi regime and to make such assets available for a Development Fund for Iraq.
Australias obligations under Resolution 1483 (2003) were implemented under the Iraq (Reconstruction and Repeal of Sanctions) Regulations, which commenced on 29 May 2003.

-Transactions involving individuals associated with the regime of former President of Yugoslavia Slobodan Milosevic and certain ministers and senior officials of the Government of Zimbabwe are prohibited without the specific approval of the Reserve Bank of Australia under the Banking
(Foreign Exchange) Regulations 1959 (Cth). The Reserve
Bank of Australia publishes changes to prohibited parties and variations in the restrictions on those parties from time to time in the Commonwealth Government Gazette.

-Transactions over A$100,000 involving the Embassy of the Federal Republic of Yugoslavia, the Consulate-General of the Federal Republic of Yugoslavia or the National Bank of Yugoslavia require prior approval from the Reserve Bank of Australia.


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


PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2):
Incorporated herein as Exhibit 31 is the Civil Certification from the Principal Financial Officer.
The aggregate totals of the Investor Reports to the Trust for the fiscal year ended September 30, 2004, copies of the independent Auditor's Annual Servicer Compliance Certificate, Custodian Services Audit Report and Australia and New Zealand Banking Group Limited's Officer's Certificate Of Compliance are attached hereto and are incorporated herein by reference as Exhibit No. 99.1, Exhibit 99.2, Exhibit 99.3 and
Exhibit 99.4 respectively.

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

(b) On December 22, 2003, March 24, 2004, June 23,
2004 and September 21, 2004 reports on form 8-K were filed by the company during the preceding fiscal year in order to provide the statements for quarterly distributions to the noteholders. No other reports on form 8-K have been filed during the last fiscal year covered by this report.


Documents incorporated by reference
Form 8-K for the December 22, 2003 Payment Date
Form 8-K for the March 22, 2004 Payment Date
Form 8-K for the June 21, 2004 Payment Date
Form 8-K for the September 20, 2004 Payment Date


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





Signature: /s/ Michael Dontschuk
	_____________________________
	December 22, 2004

Title: Managing Director




Exhibit 99.1

        AGGREGATE TOTALS FOR THE FISCAL YEAR
     INVESTOR REPORT - KINGFISHER TRUST 2001-1G

                          Interest Periods          Collection Periods
From                     22 September 2003             1 September 2003
To                       20 September 2004               31 August 2004
No: of days                       364 days                     365 days

Principal & Coupon details

                                    Class A Notes           Class B Notes

Face Value                      USD 1,000,000,000.00      AUD 41,500,000.00
Opening Principal Balance       USD   435,869,476.48      AUD 41,500,000.00
Opening Note Factor                           0.4359                 1.0000
Base Rate (Average)           (USD LIBOR 3M)  1.2425%      (BBSW 3M) 5.3400%
Margin                                        0.1800%                0.5000%
Base Rate + Margin (Average)                  1.4225%                5.8400%
Interest Payment                   USD  5,399,520.91           2,228,642.57
Principal Payment                 USD 134,777,404.74           9,763,229.83
Closing Principal Balance         USD 301,092,071.74      AUD 31,736,770.17
Closing Note Factor                           0.3011                 0.7647
Moody's Current Rating                           Aaa
S&P Current Rating                               AAA                    AA-
Fitch Current Rating                             AAA                    AA-


Foreign Exchange Rate         0.5180

Available Income               AUD 50,301,288.36
Total Available Funds          AUD 50,301,288.36
Trust Expenses                 AUD 46,838,812.44
Excess Income Distributed       AUD 3,462,475.92

Gross Principal Collections   AUD 281,869,513.05
Redraws Made                   AUD 11,918,243.19
Principal Distributed         AUD 269,951,269.86



Exhibit 99.2

           BDO Chartered Accountants Letterhead

               DOCUMENT CUSTODY AUDIT REPORT


To the Manager
Primary Markets Group
ANZ Capel Court
Level 6, 530 Collins Street,
MELBOURNE VIC 3000


Scope

We have audited the control procedures of the Custodian in relation to its role as custodian as at 30 June 2004 in order to express an opinion about their effectiveness based upon the requirements of Section 7.5 of the Kingfisher Trust 2001-1G Supplemental Trust Deed.

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

Audit Opinion

In our opinion, based upon the criteria specified above, the rating for the Custodian is "good" as at 30 June 2004, as described in section 7.7 of the Supplementary Trust Deed of Kingfisher Trust 2001-1G.

BDO
Chartered Accountants

Robert D D Collie
Partner
Melbourne, 5 November 2004.

CC: Clare Heaton
    Perpetual Trustee Company Limited



Exhibit 99.3


                          KPMG Letterhead

Independent auditor's Annual Servicer Compliance Certificate to the Directors of ANZ Capel Court Limited (the Trust Manager)

Scope

We have reviewed Australia and New Zealand Banking Group Limited's (the "Servicer") activities for the purpose of determining its compliance with the servicing standards contained in the Master Servicer Deed dated 11 August 2000 (the "Document"), attached as Appendix 1, in relation to the Kingfisher Trust 2001-1G (the "Trust") for the year ended 30 September 2004, in accordance with the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003, and our engagement letter dated 24 November 2004.

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

The management of the Servicer is responsible for maintaining an effective internal control structure including internal control policies and procedures relating to the servicing of mortgage loans. We have conducted an independent review of the servicing standards included in Appendix 1, in order to express a statement on the Servicer's compliance with them to the Trust Manager.
Our review of the servicing standards has been conducted in accordance with Australian Auditing Standards applicable to performance audits and accordingly included such tests and procedures as we considered necessary in the circumstances.
In conducting our review we have also had regard to the guidance contained in the USAP. These procedures have been undertaken to enable us to report on whether anything has come to our attention to indicate that there have been significant deficiencies in the Servicer's compliance with the servicing standards contained in the Document for the year ended 30 September 2004.

Our review did not include an assessment of the adequacy of the servicing standards themselves.

This statement has been prepared for the use of the Trust Manager as at 30 September 2004 in accordance with the requirements of the statement by the Division of Corporation Finance of the Securities and Exchange Commission dated 21 February 2003, and the engagement letter dated 24 November 2004. We disclaim any assumption of responsibility for any reliance on this review statement, to any person other than the Trust Manager.


Statement
Based on our review:
* nothing has come to our attention to indicate that there have been any significant deficiencies in Australia and New Zealand Banking Group Limited's compliance with the servicing standards contained in the Document, attached as Appendix 1, in respect of the Trust for the year ended 30 September 2004; and

* the servicing standards contained in the Document for the Trust are similar to the minimum servicing standards contained in the USAP except for:

  - The Document contains no servicing standards relating to Escrow Funds because it is not relevant. In Australia, the mortgagee or Servicer does not become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

  - The Document contains no servicing standards relating to investor reports. The Trust Manager under cl.17.2 of the Trust's Note Trust Deed carries out the preparation and distribution of investor reports. The Servicer is not responsible for the preparation of investor reports.

  - USAP requires mortgage payments to be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt. The Document does not contain an equivalent standard to this USAP requirement as the risks anticipated by the USAP are fully mitigated.

  - USAP requires funds of the servicing entity to be advanced in cases where there is an overdraft in an investor's or a mortgagor's account. The Document does not contain an equivalent standard to this USAP standard. The loans serviced under the Servicing Deed do not include overdraft accounts.

  - USAP requires tax and insurance payments to be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates. The Document does not contain an equivalent standard to this USAP standard. In Australia, the mortgagee or Servicer does not become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

  - USAP requires any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission. The Document does not contain an equivalent standard to this USAP standard because it is not relevant. In Australia, the mortgagee or Servicer does not become responsible for taxes, insurance, and other payments associated with home ownership when it becomes mortgagee of the Related Security.

  - The Document does not impose any servicing standard on the Servicer to maintain a fidelity-bond and errors and omissions policy. However as a matter of commercial necessity and prudent risk management, the Servicer does maintain a Comprehensive Crime and Civil Liability insurance policy.
    The precise insured amount is commercial in confidence.



KPMG


Michelle Somerville
Partner
Melbourne, Australia
17 December 2004



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



Exhibit 99.4

                 ANZ Mortgage Group Letterhead

10 December, 2004


The Directors
ANZ Capel Court Ltd
C/- Level 6, 100 Queen Street
Melbourne Vic 3000



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

2. As of the date hereof, Australia and New Zealand Banking
   Group Limited is the Servicer of the Kingfisher Trust
   2001-1G (the "Trust").

3. This Officer's Certificate is delivered pursuant to the Master Servicing Deed.

4. A review of the activities of the Servicer during the calendar year ended 30 September 2004 and of its performance under the pooling and servicing, or similar, agreement was made under my supervision.

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

IN WITNESS WHEREOF, the undersigned, a duly authorized officer of the Servicer, has duly executed this Officer's Certificate this 10th day of December 2004.

Australia and New Zealand Banking Group Limited as Servicer




Michael Campbell
General Manager, Strategic Growth
ANZ Mortgage Group







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ANZ Capel Court Limited
as Trust Manager for the Kingfisher Trust 2001-1G
____________________________________________________



By /s/ Michael Dontschuk - Managing Director
____________________________________________________
December 22, 2004




Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Michael Dontschuk- Managing Director
____________________________________________________
December 22, 2004




By /s/ Judith Downes- Director
____________________________________________________
December 22, 2004